Form 10-K
BEAR STEARNS ASSET BACKED SECURITIES TRUST 2003-SD2
filed 2004-03-30
CIK 1265294

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2003

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-91334-11


        Bear Stearns Asset Backed Securities Trust
        Asset-Backed Certificates
        Series 2003-SD2

     (Exact name of registrant as specified in its charter)


   New York                                         54-2132830
                                                    54-2132831
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)

   c/o Wells Fargo Bank, N.A.,
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.



  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X       No ___







  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
    Yes___       No X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.


         Not applicable.








  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                                PART II


  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2003, the number of holders of record for each class of Certificate were as follows:


             Class B-1                            3
             Class B-2                            3
             Class B-3                            3
             Class B-4                            1
             Class B-5                            1
             Class B-6                            1
             Class I-A                           11
             Class II-A                           5
             Class III-A                          9
             Class R-I                            1
             Class R-II                           1

             Total:                              39


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.




  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

  Item 9A. Controls and Procedures.

            Not applicable.


                                PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

  Item 14. Principal Accounting Fees and Services.

            Not applicable.

                                PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits


     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2003.


       a) Bank of America, as Servicer <F1>
       b) EMC Mortgage Corp, as Servicer <F1>
       c) Washington Mutual Bank, F.A., as Servicer <F1>
       d) Wells Fargo Home Mortgage, Inc, as Servicer <F1>

     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards for the year ended December 31, 2003.


       a) Bank of America, as Servicer <F1>
       b) EMC Mortgage Corp, as Servicer <F1>
       c) Washington Mutual Bank, F.A., as Servicer <F1>
       d) Wells Fargo Home Mortgage, Inc, as Servicer <F1>

     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements for the year ended December 31, 2003.


       a) Bank of America, as Servicer <F1>
       b) EMC Mortgage Corp, as Servicer <F1>
       c) Washington Mutual Bank, F.A., as Servicer <F1>
       d) Wells Fargo Home Mortgage, Inc, as Servicer <F1>


     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.



   (b) On December 09, 2003, and January 07, 2004 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.


     (99.5) Reliance Certifications Mandated under the Pooling and Servicing
            Agreement for the year ended December 31, 2003.

       a) Bank of America, as Servicer <F2>
       b) EMC Mortgage Corp, as Servicer <F2>
       c) Washington Mutual Bank, F.A., as Servicer <F2>
       d) Wells Fargo Home Mortgage, Inc, as Servicer <F2>




  <F1> Filed herewith.
  <F2> Certification has been received.






                                SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



     Bear Stearns Asset Backed Securities Trust
     Asset-Backed Certificates
     Series 2003-SD2
     (Registrant)



  Signed: Wells Fargo Bank, N.A. as Master Servicer


  By:     Brett Handelman, Vice President

  By: /s/ Brett Handelman, Vice President

  Dated: March 30, 2004





  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.

Exhibit Index

Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

I, Brett Handelman, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report , of Bear Stearns Asset Backed Securities Trust Asset-Backed
     Certificates, Series 2003-SD2 Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing or similar, agreement, for inclusion in these reports is included in these reports;

  4. I am responsible for reviewing the activities performed by the master servicer under the pooling and servicing, or similar, agreement, and based on upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the master servicer has fulfilled its obligations under that agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Bank of America as Servicer, EMC Mortgage Corp as Servicer,
     Washington Mutual Bank, F.A. as Servicer.

     Date: March 30, 2004

     /s/ Brett Handelman
     Signature

     Vice President
     Title



  Ex-99.1 (a)


(Logo) PricewaterhouseCoopers


PricewaterhouseCoopers
llP 214 N.Tryon Street
Ste 3600
Charlotte NC 28202

Telephone (704) 344 7500
Facsimile (704) 344 4100


Report of Independent Accountants

To the Board of Directors and Shareholder of Bank of America, N.A.

We have examined management's assertion about compliance by the mortgage division of Bank of America, N.A. (the "Company"), an operating division of Bank of America, N.A., with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2003 included in the accompanying management assertion (see Exhibit 1). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31,2003 is fairly stated, in all material respects.


/s/ PriceWaterhouseCooper
March 2, 2004


  Ex-99.1 (b)

(logo) Deloitte

Deloitte & Touche LLP
750 College Road East
Third Floor
Princeton, NJ 08540
USA
Tel: +16095143600
www.deloitte.com

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
EMC Mortgage Corporation

We have examined EMC Mortgage Corporation (the "Company") (a wholly owned subsidiary of The Bear Stearns Companies Inc.) compliance with its established servicing standards described in the accompanying Management's Assertion, dated February 13, 2004, as of and for the year ended November 30, 2003. Management is responsible for compliance with those minimum servicing standards.
Our responsibility is to express an opinion on the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

Our examination disclosed the following material noncompliance with the reconciliation of custodial bank accounts applicable to the Company during the year ended November 30, 2003. In two of the twenty-two custodial bank accounts selected for testing, the reconciliations included three items totaling approximately $258,000 that were older than ninety days.

In our opinion, except for the material noncompliance described in the preceding paragraph, the Company complied, in all material respects, with the aforementioned minimum servicing standards as of and for the year ended November 30, 2003, as set forth in Appendix I.



/s/ Deloite & Touche LLP
February 13,2004

Member of
Deloitte Touche Tohmatsu



  Ex-99.1 (c)

(logo) Deloitte

Deloitte & Touche LLP
Suite 3300
925 Fourth Avenue
Seattle, WA 98104-1126
Tel:+1 206 716 7000
Fax:+ 1 206 965 7000
www.deloitte.com


INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholder
Washington Mutual Mortgage Securities Corp.

We have examined management's assertion that Washington Mutual Mortgage Securities Corp. (the Company) has complied as of and for the year ended December 31,2003, with its established minimum servicing standards in its role as Master Servicer, identified in the accompanying Management's Assertion, dated February 23, 2004. Such assertions were examined relating to those series of certificates included in the attached Appendix I. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. Series of certificates subject to such procedures were selected using sampling methods, and accordingly, we make no representations that our examination procedures were performed on a specific series of certificates as listed in the attached Appendix I. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003, is fairly stated, in all material respects, based on the criteria set forth in Appendix II.


/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
February 23, 2004


Member of
Deloitte Touche Tohmatsu



  Ex-99.1 (d)


KPMG   (logo)

KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309

Independent Accountants' Report

The Board of Directors
Wells Fargo Home Mortgage, Inc.:

We have examined management's assertion dated February 25, 2004 that Wells Fargo Home Mortgage, Inc. (the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2003. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.


Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and perfonning such other procedures as we consideccd necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003, is fairly stated, in a11 material respects.


/s/ KPMG LLP

February 25, 2004

KPMG LLP a US limited liability partnership, is the US member of KPMG international a Swiss corporation


  Ex-99.2 (a)

Exhibit I

Bank of America


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

March 2, 2004

As of and for the year ended December 31,2003, the Mortgage division of Bank of America, N.A. (the "Company"), has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $340,000,000 and $270,000,000, respectively.


/s/ Ashish Kamit
Ashish Kamit
Senior Vice President and Managing Director
Bank of America, N .A.


/s/ J Mark Hanson
J Mark Hanson
Senior Vice President
Bank of America, N .A.


/S/ H Randell Chestnut
Senior Vice President
Bank of America, N.A.


Gary K Bettin
Senior Vice President and National Servicing Executive Bank of America, N .A.

/s/ Kevin M Shannon
Kevin M. Shannon
President
Consumer Real Estate



Bank of America, N.A.
 USA
[Olympic rings]
   2000-2004
US Olympic Teams


  Ex-99.2 (b)

EMC (logo)
Mortgage Corporation


MANAGEMENT'S ASSERTION


As of and for the year ended November 30, 2003, EMC Mortgage Corporation (the "Company") (a wholly owned subsidiary of The Bear Stearns Companies, Inc.), has complied, in all material respects, except as described in the following paragraph, with the Company's established minimum servicing standards for residential mortgage loans as set forth in Appendix I (the "Standards"). The Standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

In two of the twenty-two custodial bank accounts selected for testing, the reconciliations included three items totaling approximately $258,000 that were older than ninety days. As of and for this same period, the Company had in effect a fidelity bond in the amount of $200,000,000 and $100,000,000 for the periods from December 1, 2002 to September 29, 2003 and from September 30, 2003 to November 30, 2003, respectively, and an errors and omissions policy in the amount of $10,000,000 and $15,000,000 for the periods from December 1, 2002 to February 24, 2003 and from February 25, 2003 to November 30, 2003, respectively.

/s/ Ralene Ruyle                                 2-13-04
Ralene Ruyle, President                          Date


/s/ Scott D. Samlin,                             2-13-04
Scott D. Samlin, Executive Vice President        Date


/s/ Dana Dillard                                 2-13-04
Dana Dillard, Senior Vice President              Date

Two MacArthur Ridge, 909 Hidden Ridge Drive, Suite 200
Irving, Texas 75038
Mailing Address: P.O. Box 141358, Irving, Texas 75014-1358

MBA
Member
Mortgage Bankers
Association of America   (logo)



APPENDIX I

MINIMUM SERVICING STANDARDS AS SET FORTH IN THE MORTGAGE BANKERS ASSOCIATION OF AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS

I. CUSTODIAL BANK ACCOUNTS

 1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

     . be mathematically accurate;
     . be prepared within forty-five (45) calendar days after the cutoff date;
     . be reviewed and approved by someone other than the person who prepared the reconciliation; and
     . document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

 2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

 3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

 4. Escrow funds held in trust for a mortgagor shall be returned to the mortgage within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

 1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

 2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

 3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

 4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

 1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

 2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

 3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

 4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

 5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

 6. Unused checks shall be safeguarded so as to prevent unauthorized access.


IV. INVESTOR ACCOUNTING AND REPORTING

 1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. MORTGAGE LOAN ACCOUNTING

 1. The servicing entity's mortgage loan records shalagree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

 2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

 3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

 4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.



VI. DELINQUENCIES

 1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).



VII. INSURANCE POLICIES

 1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.

  Ex-99.2 (c)

(logo) Washington Mutual

MANAGEMENT'S ASSERTION

As of and for the year ended December 31, 2003, Washington Mutual Inc. and Subsidiaries (the Company) has complied, in all material respects, with the Company's established minimum servicing standards for single family residential mortgages as set forth in Appendix I (the Standards). The Standards are based on the Mortgage Banker's Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond in the amount of $110 million, and errors and omissions policy in the amount of $20 million.

/s/ Deanna Oppenheimer
Deanna Oppenheimer
President
Consumer Group

/s/ Dyn Beito
Dayne Beito
Executive Vice President
Home Loans Service Delivery - Consumer Group

/s/ Anthony T. Meola
Anthony T. Meola
Executive Vice President
Home Loans Production - Consumer Group

February 16, 2004

(logo) Washington Mutual

Washington Mutual WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

APPENDIX I: MINIMUM SERVICING STANDARDS FOR SINGLE FAMILY RESIDENTIAL MORTGAGES AS SET FORTH IN THE MORTGAGE BANKERS ASSOCIATION OF
AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS

1. CUSTODIAL BANK ACCOUNTS

1. Recol1ciliations shall be prepared on a monthly basis for all custodial bank accountS and related bank clearing accounts. These reconciliations shall:

* be mathematically accurate;

* be prepared within forty-five (45) calendar days after the cutoff date;

* be reviewed and approved by someone other than the person who prepared the reconciliation; and

* document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank aCCOuntS and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within twO business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes, or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.


(logo) Washington Mutual

3. Tax and insurance payments shall be made on or before the penalty Or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks or other form of payment or custodial bank statements.

6. Unused checks shall be safeguarded so as to prevent Unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance On a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest On escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans, including, for example, phone calls, letters, and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness Or unemployment).

VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.








  Ex-99.2 (d)

(Logo) WELLS FARGO HOME MORTGAGE

Management Assertion

As of and for the year ended December 31, 2003, Wells Fargo Home Mortgage, Inc, has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Wel1s Fargo Home Mortgage, Inc. had in effect a fidelity bond along with an errors and omissions policy in the amounts of $lOO million and $20 million, respectively.

/s/ Pete Wissinger
February 25, 2004
Pete Wissinger
Chief Executive Officer

/s/ Michael J. Heid
February 25, 2004
Michael J. Heid
Executive Vice President

/s/ Michael Lepore
February 25, 2004
Michael Lepore
Executive Vice President
Loan Servicing

/s/ Robert Caruso
February 25, 2004
Robert Caruso
Executive Vice President
Servicing Operations




  Ex-99.3 (a)

Bank of America (Logo)

Bank of America
475 CrossPoint Parkway
PO Box 9000
Getzville, NY 14068-9000

Officer's Certificate

Pursuant to the terms of the Servicing Agreement, the undersigned officer certifies to the following:

1. All hazard (or mortgage impairment if applicable), flood, or other casualty insurance and primary mortgage guaranty insurance premiums, taxes, ground rents, assessments, and other charges have been paid in connection with the Mortgaged Properties;

2. Each officer has reviewed the activities and performance of the Seller/ Servicer during the preceding calendar year and to the best of each officer's knowledge, based on such review, the Seller/Servicer has fulfilled all of its obligations under the Agreement throughout the year.

Certified By: /s/ Cynthia A. Mech
Cynthia A. Mech
Vice President




  Ex-99.3 (b)

Exhibit" A"

Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2003 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the ten DS of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed. Certified by

/s/ Daua Dillarard

Officer

Senior Vice President
Title

February  27 -2003
EMC


Addendum to Officer's Certificate

The following exceptions were noted regarding notation "0" and "E" of EMC Mortgage Corporation's Officer Certificate and attestation to activities performed during the preceding fiscal year end of November 30, 2003.

All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

When a loss occurs, a Mortgaged Property will be insured by EMC Mortgage Corporation's force place carrier in the event the homeowner's Primary Mortgage Insurance Policy has not been renewed. Currently there are 233 loans serviced by EMC Mortgage Corporation that are in a forced place insurance cycle. EMC Mortgage Corporation has been cooperating with the seller on five of these loans with aforementioned force placed insurance to reinstate the homeowner's Primary Mortgage Insurance Policy.

All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non- payment has been reported to Wells Fargo Bank Minnesota, N.A.;

All taxes on loans serviced by EMC Mortgage Corporation have been paid according to the agreed up policies and procedures of HUD, Fannie Mae, Freddie Mac and Ginnie Mae as well as EMC Mortgage Corporation's own internal policies. EMC Mortgage Corporation is currently researching 50 delinquent tax bills -including such matters as taxes on secondary liens, mobile homes assessed as personal property, newly acquired loans and homeowner association dues.









Two MacArthur Ridge 909 Hidden Ridge Drive, Suite 200 Irving, Texas 75038 Mailing Address: P.O. Box 141358, Irving, Texas 75014-1358

Member Mortgage Bankers MBA Association of America




  Ex-99.3 (c)


Exhibit "A"

Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, MD 21045

Attention: Servicer Oversight Group

RE: Officer's Certificate Dear Master Servicer:

The undersigned Officer certifies the following for the 2003 fiscal year:

(i) A review of the activities of The Servicer during the preceding fiscal year and of the Servicer's performance, of the Servicer under the tenets of The Servicing Agreement with respect to such Loans has been made under the supervision of the officer who signed such Officer's Certificate:

(ii) To the best of such officer's lalow1edge, based on such review, the Servicer has fulfilled all its obligations under this Agreement throughout such year, or if there has been a default in the fulfillment of any such obligation, such Officer's Certificate shall specify each such default known to such signer and the nature and status thereof and what action the Servicer proposes to take with respect thereto.

Certified By:
/s/ Tammy Spriggs
First Vice President
March 26, 2004



  Ex-99.3 (d)


Wells Fargo Home Mortgage (logo)

One Home Campus
Des Moines, IA 50328-0001
515-213-5469
515-213-7121 Fax


January 30, 2004

Re: 2003 Annual Certification

We hereby certify to the best of our knowledge and belief that for the calendar year of 2003:

1. All real estate taxes, bonds assessments and other lienable items have been paid.

2. All FHA mortgage insurance, private mortgage insurance premiums, and flood insurance have been paid (if applicable).

3. Hazard insurance policies held by us meet the requirements as specified in the servicing agreement, or those of a normal prudent lender if not specified, and those premiums due have been paid.

4. We have made all property inspections as required.

5. Fidelity bond and Errors and Omissions insurance coverage currently exists.

6. That the Officer signing this certificate has reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide or similar agreements and to the best of this officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations of such agreement throughout the year, or if there has been a default or failure of the servicer to perform any of such duties, responsibility or obligations, a description of each default or failure and the nature and status thereof has been reported.

Sincerely,

/s/ John B. Brown
John B. Brown
Vice President
Wells Fargo Home Mortgage Inc.






  Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   B-1                               70,399.58             21,109.54                 0.00               7,877,590.46
   B-2                               58,358.38             17,498.95                 0.00               6,530,201.05
   B-3                               46,314.51             13,887.55                 0.00               5,182,512.44
   B-4                               34,273.30             10,276.96                 0.00               3,835,123.04
   B-5                               23,158.14              6,944.05                 0.00               2,591,355.95
   B-6                               57,432.05             17,221.19                 0.00               6,426,545.81
   I-A                              452,112.40          3,403,448.77                 0.00              40,922,851.24
   II-A                             860,982.90          4,892,688.67                 0.00              97,964,611.34
   III-A                            226,630.86          2,417,192.07                 0.00              25,728,907.92
   R-I                                    0.00                 50.00                 0.00                       0.00
   R-II                                   0.00                 50.00                 0.00                       0.00